Form 10-K
period 2016-12-31
BMW Vehicle Lease Trust 2015-1
filed 2017-03-22
CIK 1629433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Item 1117 of Regulation AB.  Legal Proceedings.
The following three paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee under the indenture for the BMW Vehicle Lease Trust 2015-1 transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.
U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(b)	Item 6. Selected Financial Data.
(c)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(d)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(e)	Item 8. Financial Statements and Supplementary Data.
(f)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(g)	Item 9A. Controls and Procedures.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
BMW Financial Services NA, LLC and U.S. Bank (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity during the period beginning on January 1, 2016 and ending on December 31, 2016 (the “Reporting Period”).  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”) as of December 31, 2016 and for the Reporting Period.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Servicing Report.  Neither the Servicing Reports nor the Attestation Reports identified any material instance of noncompliance with the applicable servicing criteria for the Servicing Parties.  Each Servicing Report and Attestation Report is attached as an exhibit to this Form 10-K.

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
Dated: March 22, 2017
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

3.2
Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to registrant’s Form 8-K (File Number 333-43128-01) filed with the SEC by the registrant on July 11, 2016.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion − Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP on Assessment of Compliance with Applicable Servicing Criteria for BMW FS.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young, LLP on Management’s Assertion − Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.

35.1*	Servicer Compliance Statement of BMW FS.
_________________________________
*	Filed herewith.